Form 10-Q
period 2013-03-31
Tarheel Billboard Inc
filed 2013-05-15
CIK 1553620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended March 31, 2013

☐      Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ___________ to ___________

Commission File Number: 333-183781

Tarheel Billboard, Inc.
(Exact name of registrant as specified in its charter)

	Nevada	45-5604515
	(State of incorporation)	(I.R.S. Employer
Identification No.)

933 Poindexter Drive Charlotte, NC 28209
(Address of principal executive offices)

(907) 953-2000
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filing required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☒     No  ☐

Shares of common stock, $.0001 par value, outstanding on May 15, 2013: 10,597,571

Table of Contents

PART I.  FINANCIAL INFORMATION

2

ITEM 1.  FINANCIAL STATEMENTS

2

BALANCE SHEET

2

STATEMENTS OF OPERATIONS

3

STATEMENTS OF CASH FLOWS

4

NOTES TO FINANCIAL STATEMENTS

5

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS

7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

8

ITEM 4.CONTROLS AND PROCEDURES

8

PART II.  OTHER INFORMATION

9

ITEM 1.  LEGAL PROCEEDINGS

9

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

9

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

ITEM 5.  OTHER INFORMATION

9

ITEM 6. EXHIBITS

10

SIGNATURES

11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Tarheel Billboard Inc

(A Development Stage Company)

Balance Sheet

(unaudited)

March 31, 2013
ASSETS
Current Assets
Cash	$8,435
Other current assets	-

Total Current Assets	8,435

TOTAL ASSETS	$8,435
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Officer advances	$0

Total Current Liabilities	0

Total Liabilities	0
Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding at March 31, 2013)	0
Common stock, ($0.0001 par value, 100,000,000 shares authorized; 10,597,571 shares issued and outstanding as of March 31, 2013)	1,060
Additional paid-in capital	9,875
Deficit accumulated during the development stage	(2,500)

Total Stockholders' Equity (Deficit)	8,435

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$8,435
The accompanying notes are an integral part of these financial statements.

Tarheel Billboard Inc

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months		From Inception on
	Period ended		July 10, 2012 through
	March 31, 2013		March 31, 2013

Revenues
Revenues	$-		$-

Total Revenues

Operating Costs
Administrative Expenses	-		2,500
Taxes and Licenses	-		-

Total Operating Costs	-		2,500

Net Income (Loss)	$-		$(2,500)

Basic earnings per share	$0	$

Weighted average number of common shares outstanding	10,597,571

The accompanying notes are an integral part of these financial statements.

Tarheel Billboard Inc

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	Three Months	From Inception on
	Period ended	July 10, 2012 through
	March 31, 2013	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$-	$(2,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in other current asset	-	-

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-	-

Net cash provided by (used in) operating activities	-	(2,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in officer advances	-	0
Proceeds from issuance of common stock	-	10,935

Net cash provided by (used in) financing activities	-	10,935

Net increase (decrease) in cash	-	8,435
Cash at beginning of period	8,435	0
Cash at end of period	8,435	8,435

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
The accompanying notes are an integral part of these financial statements.

NOTE 1 - BASIS OF PRESENTATION

Development Stage Company

Tarheel Billboard, Inc. (“The Company”) was incorporated in the State of Nevada on July 10, 2012 to develop itself as a digital LED Billboard company. The Company devotes substantially all of its efforts to establishing a new business, and there has been no significant revenue therefrom since incorporation. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Accounting Standard Codes 915 ("ASC 915"). Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The accompanying unaudited condensed financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes for the preceding fiscal year thereto contained in the Registration Statement on Form S-1/A filed with Securities and Exchange Commission on January 23, 2013.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2013-07, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $2,500 as of March 31, 2013.  The Company requires capital for its contemplated operation and marketing activities to take place.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - RELATED PARTY PAYABLES

The President of the Company provides management and office premises to the Company without consideration.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these consolidated financial statements were issued. In addition to the transactions disclosed below, the Company does not have other material subsequent events to disclose in these financial statements.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview of the Company

Tarheel Billboard, Inc. is a development stage company incorporated in the State of Nevada in July 2012. The purpose of the Company is to place bright, electronic signs on which businesses can advertise that are visible both at night and in the day in high traffic locations throughout the Carolinas.  In July 2012 we commenced our planned principal operations, and therefore have no significant assets.  To date, operations have been on an extremely limited basis.

 To this point, our only business activity has been the formation of our corporate entity, creation and development of our business model, and analyzing the viability of our business. We believe that sales revenue, and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013

There were no revenues for the three months ended March 31, 2013.  The Company is currently in the development stage of its business development and has had only limited operations to date.

Our total expenses for the three months ended March 31, 2013 were $0.    We therefore recorded a net loss of $0 for the three months ended March 31, 2013.

We anticipate our operating expenses will increase as we implement our business plan.  The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of periodic and current reports required to maintain our status as a reporting company under the Securities Exchange Act of 1934, as amended.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, the Company had total assets consisting solely of cash of $8,435.

At March 31, 2013, the Company had working capital of $8,435.

We had net cash used in operating activities of $0for the three months ended March 31, 2013.

We have never had any income from operations.

We expect to incur the normal expenses related to being a public company such as accounting and legal costs. We may drain all available financial resources to pay for such costs depending on our operations and costs. To date, our attorney has provided services in exchange for a nominal fee, but there is no guarantee that this will continue and thus, we may be financial distressed because of the costs associated with being a public company.

There are no assurances that the Company will be able to obtain further funds required for our continued operations.   The investigation of prospective financing candidates involves the expenditure of capital.  The Company will likely have to look to Mr. Temple or to third parties for additional capital.  There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

If Mr. Temple is unable to lend additional funds to the Company in the event that Company needs additional funds, we may need to deploy a plan to sell additional shares or look to a third party to lend funds to the Company. If the Company is to borrow funds from a third party, the terms and conditions of such a loan may not be on favourable terms. If we are unable to address our liquidity issues, there is a great chance that the Company will not have adequate funding to continue its business plan and will thus, fail.

We expect to incur the normal expenses related to being a public company such as accounting and legal costs. We may drain all available financial resources to pay for such costs depending on our operations and costs. To date, our attorney has provided services in exchange for a nominal fee, but there is no guarantee that this will continue and thus, we may be financial distressed because of the costs associated with being a public company. We will also incur fees for audits and reviews so that we can file the proper 10Q’s and 10K’s. As we begin to generate revenues, realize expenses, and acquire assets, it is possible that the costs related with being a public company will increase.

Going Concern

The accompanying  financial statements have been prepared in conformity with accounting principles generally accepted in the United States assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $2,500 since its inception and requires capital for its contemplated operation and marketing activities to take place.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our principal executive officer  has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.  We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.  We may become involved in material legal proceedings in the future.

ITEM 1A.RISK FACTORS

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.DESCRIPTION OF EXHIBIT

3.1(1)

Articles of Incorporation

3.2(1)

Bylaws

31.1*

Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as exhibits to the Company’s Registration Statement on Form S-1, Filed with the commission on September 7, 2012, and incorporated herein by reference.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tarheel Billboard, Inc.

DATED:  May 15, 2013

/s/David Temple

David Temple

President, Treasurer and Director

(Principal Executive, Financial and

Accounting Officer)

11