Form 10-Q/A
period 2013-03-31
Tarheel Billboard Inc
filed 2013-05-24
CIK 1553620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended March 31, 2013
☐Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed due to a software glitch which caused the previous 10-Q filing to be incomplete, and this 10-Q/A is being filed to correct the incomplete nature of the previous 10-Q filing.  This Form 10-Q/A is also being filed to correct Item 4 as Mine Safety Disclosures.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date.

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

Tarheel Billboard Inc
(A Development Stage Company)
Statements of Operations
(unaudited)

		From Inception on
	Three Months Period ended	July 10, 2012 through
	March 31, 2013	March 31, 2013

Revenues
Revenues	$-	$-

Total Revenues

Operating Costs
Administrative Expenses	-	2,500
Taxes and Licenses	-	-

Total Operating Costs	-	2,500

Net Income (Loss)	$-	$(2,500)

Basic earnings per share	$0	$

Weighted average number of common shares outstanding	10,597,571

The accompanying notes are an integral part of these financial statements.

Tarheel Billboard Inc
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

		From Inception on
	Three Months Period ended	July 10, 2012 through
	March 31, 2013	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$-	$(2,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in other current asset	-	-

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-	-

Net cash provided by (used in) operating activities	-	(2,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in officer advances	-	0
Proceeds from issuance of common stock	-	10,935

Net cash provided by (used in) financing activities	-	10,935

Net increase (decrease) in cash	-	8,435
Cash at beginning of period	8,435	0
Cash at end of period	8,435	8,435

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

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

We had net cash used in operating activities of $0 for the three months ended March 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.DESCRIPTION OF EXHIBIT

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
31.1*	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed as exhibits to the Company’s Registration Statement on Form S-1, Filed with the commission on September 7, 2012, and incorporated herein by reference.
* Filed herewith.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tarheel Billboard, Inc.

DATED: May 24, 2013	By:	/s/David Temple
David Temple
President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)