Form 10-K
period 2013-06-30
Tarheel Billboard Inc
filed 2013-10-15
CIK 1553620

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-183781

Tarheel Billboard, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-5604515
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Shares of common stock, $.0001 par value, outstanding on October 13, 2013: 10,597,571.

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

General Overview

Our objective is to penetrate the local digital billboard industry throughout the Carolinas. Within the next twelve months we hope to market the targeted advertisers in Charlotte, NC who are located in close proximity to its proposed lease sites, and to establish a business relationship with at least three of them. We hope to grow to 18.75 advertisers per billboard over months 2 and 3.

We are currently not profitable and have not generated any revenues. We will encourage price-sensitive ads for our billboards and build goodwill through partnerships with non-profit organizations. This will allow for attention to a more high-end advertisers and graphic design work to be performed for the higher priced market sector

We will look to placing bright, electronic signs that are visible both at night and in the day in high traffic locations throughout the Carolinas.

We understand billboard technology and know that Electronic Video Boards (LED's) are a very popular outdoor advertising medium today. World-wide the concept of digital billboards has initially been introduced at sports stadiums around the world over the past few years. The boards transmit sports events in real time, display scores, advertisements and public service announcements. The most well known locations with outdoor LED Screens are at Times Square in New York, Piccadilly Circus in London, the gigantic Xicui Entertainment Complex near the site of the 2008 Beijing Olympic Games, and of course Las Vegas, Nevada. Giant outdoor LED screens are appearing worldwide in cities ranging from Moscow and other European capitals and to major locations throughout the Far East.

Our understanding of graphic design and computer software will allow us to execute effective billboard ads for our clients in a timely manner using the latest technology. The installation and operations of digital billboard screens is still in its relative infancy.

Strategy

The following steps will need to be taken to ensure deployment of our business plan:

1.	Negotiate and submit the chosen locations.
2.	Arrange for the acquisition of the locations by Purchase, or Long Term Lease with options to renew or otherwise, as appropriate in the circumstances.
3.	Arrange for the permitting, building of each sign, its installation, and operation.
4.	Contract with advertising agencies and clients directly.
5.	Arrange for all Media sales through contracts with leading advertising agencies in each specific market.
6.	Arrange to provide all set up and operating personnel for all locations.
7.	Provide all accounting and collections of accounts receivable and banking.
8.	Provide monthly financial statements.
9.	Distribute available cash flow

Services

Once a billboard is installed and operating, we will provide the following services:
1.	Site Leasing costs
2.	Licenses and Permits
3.	Utility and power costs at each location

            Although we eventually hope to grow to the point where we will be able to hire employees specifically to carry out the following tasks, our startup nature allows us to contract with third parties to provide certain services necessary to the successful operation of our business without hiring full-time employees to fill such roles or investing in the equipment necessary to carry out such tasks, including:

1.	Maintenance of screens
2.	Graphic design and screen uploading
3.	Staffing costs for operations, maintenance, and uploading
4.	Accounting
5.	Legal re: leasing costs
6.	Tarheel Billboard, Inc. management team costs
7.	Tarheel Billboard, Inc. consultants' costs
8.	Computer and peripheral updates
9.	Other operating costs

Milestones

The Milestones for the first first year of operation include:
1.	To secure $60,000 in investment capital to purchase and install first billboard.
2.	To locate and lease billboard space in Charlotte, NC.
3.	To close 18.75 advertisers per billboard at a rate of $400 per month.
4.	To develop a partnership with a cutting edge graphics design artist.
5.	To reach out to local community organizations for goodwill.
6.	To generate $90,000 in first year revenue.
7.	Execute business plan.

Many of the milestones described will naturally flow from the achievement of meeting the milestones prior. However, others such as securing $60,000 worth of investment capital, closing 18.75 advertisers per billboard, development of a partnership with a cutting edge graphics design artist, and receiving goodwill from community organizations are contingent upon factors well outside our control and are highly speculative in nature.

Competition

We compete against a variety of advertising mediums such as radio, internet, print, other traditional billboards, television, and other forms of advertising mediums. We will also be competing for real estate space in which we can erect our billboards. We believe our principal competitors are Fairway Outdoor Advertising in Duncan, SC and a South Dakota Company, Draktronics, Inc., as they have multiple installations throughout North Carolina. We believe these competitors have greater advantages over us, such as an existing market presence and share as well as capital available that we do not have available to us.

We seek to establish a competitive edge in new target market segments by increasing the level of customer contact and service that other competitors seem to oftentimes lack. Additionally, we believe we possess the necessary skills to produce the high quality graphics and high visibility locations that are needed in this new and growing industry. The establishment of advertising partnerships with high volume local advertisers will ensure greater growth and design service, thus strengthening the contacts that promote word of mouth marketing and networking.

The key element in service utilization decisions made at the company's client level is trust in the reputation and reliability of the electronic billboards we implement. The most important factor in this market will be the quality of the service and effectiveness of the advertising medium.

In our line of business, clients often compare advertising companies directly, looking for two, or more, possible companies. We hope to establish a customer service level that will persuade clients to work with us and advertise on our billboards.

Services

Tarheel Billboard, Inc. will be the specialist in the digital billboard advertising media business, bringing to local North Carolina populations the latest in electronic advertising, with exceptionally bright giant screens (even in daylight) aimed at the highest traffic count locations presenting premium advertising opportunities to local businesses.

Once a billboard is installed and operating, Tarheel Billboard, Inc. will provide the following services:

a).	Site Leasing costs
b).	Licenses and Permits
c).	Utility and power costs at each location

Market Analysis

Almost every advertising medium other than the Internet recently has been in a decline. LED market penetration is still small worldwide and there are numerous opportunities for strong profitable growth at locations with huge traffic numbers in the expanding North Carolina market, which appears to be very attractive at this time to digital billboards.

We believe that this could be a profitable business association for our investment partners. Tarheel Billboard, Inc. will strive to be the specialist in the digital billboard advertising media business, bringing to local North Carolina populations the latest in electronic advertising, with exceptionally bright giant screens (even in daylight) aimed at the highest traffic count locations.

The Appeal

An enormous segment of the public has become used to giant sports screens at sports events of all kinds; secondly the development and marketing of TV's and in recent years large screen TV's for home use; thirdly the proliferation of hundreds of millions of Cell phones, PCs, Lap-Tops, and Blackberry's and so on, have turned generations of people (not just the young) into "Screen viewers", and together with the proliferation of video games has turned a huge and growing percentage of the populace into a "viewing civilization" who spend hours daily interactively in front of screens of one kind or another. In addition, even though access to a limitless number of TV channels is available at home to much of the viewing public, untold millions each week go to cinemas and large screen multi movie theatres.

Dull, static billboard advertising quickly becomes boring, and soon loses its impetus. Incredibly bright with the highest resolutions, digital billboard advertising in real time with 7.5 advertisements or more appearing within a one minute cycle captures and retains the viewing public's attention.

Major multi-national and national corporations and leading international "Brands" of all kinds of products seek media outlets where they can capture the imagination of the local consuming public. Digital billboards with incredible brightness, even in full sunlight, placed correctly in the highest traffic count locations in key cities are one answer to the search for the right and effective "media outlet" by major advertisers. Tarheel Billboard, Inc. plans to exploit these opportunities throughout the Carolinas

Market Segmentation

In order to make a positive connection with the overall vision and potential profitability of Tarheel Billboard, Inc., we have identified the following top six advertisers that we must draw to each new billboard as they are prominent businesses operating in our targeted geographic area that are likely to benefit from premium billboard advertisement due to their size and existing brand recognition:

1.  Wal-Mart
2.  Target
3.  Walgreens
4.  Home Depot
5.  Best Buy
6.  Darden Restaurants

Target Market Segment Strategy

Tarheel Billboard, Inc. will target the top local advertisers throughout the Carolinas. The company will leverage its skills and quality graphic design, together with its strategic billboard locations, to compete for advertising dollars from both the higher end lower end mom and pop businesses. A focus on our target market will improve profitability levels since the traditional mediums are much less price sensitive and provide less margins. Furthermore, since our target market is relatively concentrated and experienced in advertising mediums, establishing a reputation among such clients will strengthen the existing word of mouth marketing strategy that Tarheel Billboard, Inc. will execute.

An analysis of marketing survey data indicates that the billboard advertising needs of quality, reliability, and high customer centric companies are not always being met by the competition due to the sub-standard and ineffective traditional mediums that lack cutting edge technology. In such a technology driven environment, it is difficult for advertisers to find a more cutting edge, high impact medium compared to digital billboards. This creates a significant opportunity for cutting edge design. The company has already sought to build the infrastructure to create such service through its industry connections and networking.

Marketing Strategy

It is important to the marketing strategy to develop an attractive image to the trade. This can be done in a number of ways:

1.  Advertising. There is no better place to advertise than on our own digital billboard. We will take advantage of unsecured advertising spots on our billboard to showcase our billboard design menu and entice local advertisers. We will also use this initial unsecured ad space to build goodwill with local organizations who will in turn provide word of mouth.

2.  Join The Breakfast Club. The image of Tarheel Billboard, Inc. would be elevated by joining The Breakfast Club, a networking group comprised of local businesses that meets periodically over breakfast. This would cost only $285 for the first year. Advertising in the Breakfast Club directory is worth considering. The present directory which comes out once per year would have a full page color ad and a full page black and white for digital billboards.

3.  Advertising. Development of a top quality logo and photography which can be used in ads, brochures, name cards, etc. Not counting printing costs, which relate to quantity and quality of paper chosen, the design costs for this would run about $1,500. A day's photography would be an additional $850-$1,600.

4.  Participation in Showhouses. Another image-building marketing ploy is participating in showhouses. These showhouses are usually for the benefit of some charity event. This would require time and effort, but not much in the way of money. This should be coordinated with the company's favorite graphics designer to insure satisfaction with the design concept when doing a showhouse room.

In addition to the above-mentioned activity designed to elevate the company's image, it is essential to market directly the selected target clients who are all high volume local advertisers and some are even members of Breakfast Club. Most of them are associate members while some are professional members. Success in making in-roads into these businesses would set the stage for entry into the more prestigious advertisers.

Marketing our prime time advertising space must be carried out in a thoughtful organized way. Color literature including the newly designed logo should be completed as a first step. When marketing these prospects it will be important to present a portfolio of Tarheel Billboard, Inc.’s most innovative work. A relaxed face-to-face meeting, resulting in good communication between Tarheel Billboard, Inc. and its advertisers, should be all that's needed to generate a first order.

Networking is also very useful. It is important, once the logo and artwork materials have been completed, for the owner to make a point of introducing Tarheel Billboard, Inc. to important local advertisers surrounding the Charlotte, NC area

Strategy and Implementation Summary

Image is a key factor in making in-roads into the higher echelons of digital billboard advertising. Digital billboards are desirable because of a huge and growing percentage of the populace into a "viewing civilization" who spend hours daily interactively in front of screens of one kind or another. Tarheel Billboard Inc.’s strategy is to lift its image, through advertising in prestigious high traffic areas, joining and networking ASID membership, and actively marketing a selected group of high volume local advertisers located in close proximity to the company's target market area.

Sales Strategy

The marketing strategy discussed previously in this business plan will generate the desired advertising sales. These sales will begin with a phone call to Tarheel Billboard, Inc. It is a stated objective to transfer the administrative burden away from the Director and President, freeing up their time to meet with clients, to network at The Breakfast Club and graphic design functions, and to market the list of high value prospective clients. This means that someone else will be answering the incoming calls. This person must be carefully trained to recognize who must be called back immediately by the President. If the graphics designer is under pressure to get a quotation together, for example, and being told that "they are not here right now" is not going to foster sales. The President must be armed with a cell phone and iPad. The important caller should be told that the President will "call right back." The more successful the marketing strategy is in making in-roads into the digital billboard industry, the more important this communication response will become.

In respect to the prospect list of clients, it is essential that a "salesman's" approach be adopted to insure an organized, orderly approach to each prospect. SalesForce Notes need to be kept on each client. Follow-up and persistence will pay off.

Sales Forecast

We have the following six year forecast:

Our sales forecast shows in year one installation of 1 billboard in Charlotte, North Carolina in February 2013 at a cost of $45,600 which includes the 8.3' X 16.2' LED Digital Display, installation, peripherals, computers, and power. There are fixed operating costs involved in each sign totaling $1,000 per month ($12,000 per year). Our forecast further projects the use of annual profits to construct additional billboards in years 2 through 6, as well as additional profits being paid to our investors every year.

We feel that we may have up to 13 billboards in the first year of business as the successful implementation of our marketing plan should lead us to engaging with a number of advertisers that would profitably sustain 13 operating billboards.

We have assumed that through our initial advertising, networking, and focus on superior technology described in the Marketing Strategy above, we will retain on average 18.75 advertisers per billboard during the first year of operations at $400/mo. By increasing our advertisers to only 25 the following year, we can increase per annum revenue by $40,000. With expenses forecast at $1,000 per month per board, the annual cost of operating each board will be around $12,000 per year or $156,000 for 13 Screens.

Installation of one billboard under this model could therefore result in a net profit over the first full year of operations. There are no guarantees of profits or projections. To reach these projections, we will need to meet certain milestones.

Intellectual Property & Proprietary Rights

Upon completion of our website, we will regard substantial elements of our website and underlying technology as proprietary and attempt to protect them by relying on trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. We currently do not have any technology we consider proprietary, as we are currently in our development stage.

Employees

We are a development stage company and currently have only one part-time employee, David Temple, who is also our sole officer and director. We look to Mr. Temple for his entrepreneurial skills and talents. It is Mr. Temple who provided us our business plan. For a discussion of Mr. Temple’s experience, please see “Management.” Initially Mr. Temple will coordinate all of our business operations. Mr. Temple has provided the working capital to cover our initial expense. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees.

Mr. Temple is spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, working with our counsel in preparation of filing our S-1 registration statement, and developing our business plan , the set-up of marketing plans, and hiring appropriate personnel.

Item 1A. Risk Factors

RISK FACTORS

An investment in our common stock involves a high degree of risk. In addition to the other information in this Report, you should carefully consider the following factors in evaluating us and our business before purchasing the shares of common stock offered hereby. This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this Report, including the documents incorporated by reference.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS

Investors in Tarheel Billboard should be particularly aware of the inherent risks associated with our business. As of the date of this filing our management is aware of the following material risks. Prospective investors should be aware that the company’s website is not yet fully functional, nor has it developed any products and that substantial development work will be required to develop them.

We are significantly dependent on our primary officer and director, who has limited experience. The loss or unavailability to Tarheel Billboard of Mr. Temple’s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of David Temple, our Chief Executive officer and director. It would be difficult to replace Mr. Temple at such an early stage of development of Tarheel Billboard. The loss by or unavailability to Tarheel Billboard of Mr. Temple’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Temple could result in the loss of one’s investment. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Temple, should his services be discontinued. In the event that we are unable to locate or employ personnel to replace Mr. Temple we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

Mr. Temple has limited experience in framing a digital billboard company. The lack of experience in framing a digital billboard business could limit or eliminate your return on investment.

As a result of our reliance on Mr. Temple and his lack of experience in developing a digital billboard company, our investors are at risk in losing their entire investment. Mr. Temple intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company, such management is not anticipated until the occurrence of future financing. Since this offering will not sufficiently capitalize our company, future offerings will be necessary to satisfy capital needs. Until such future offering occurs, and until such management is in place, we are reliant upon Mr. Temple to make the appropriate management decisions.

Mr. Temple is involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Temple’s limited time devotion of less than 20 hours per month to Tarheel Billboard could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Mr. Temple is currently involved in other businesses, which have not, and are not expected in the future to interfere with Mr. Temple’s ability to work on behalf of our company. Mr. Temple may in the future be involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Temple will devote only a portion, less than 20 hours per month, of his time to our activities. As our Chief Executive officer and director, decisions are made at his sole discretion and not as a result of compromise or vote by members of a board. Although Mr. Temple faces time devotion conflicts, none of any of Mr. Temple’s other businesses present conflicts of interests with the Company and Mr. Temple will not be faced with choosing to allocate business opportunities between the Company and Mr. Temple’s other companies.

Because of market pressures from competitors with more resources, we may fail to implement our business model profitably.

We hope that our superior customer service, software, and graphic design will set us apart from competition. However, most of our competitors will have more resources at their disposal as they will be better established in the marketplace. Our ability to compete depends on many factors beyond our control, including locating clients that are willing to pay a premium for superior customer service and graphic design.

We are dependent on the popularity of digital billboards.

Our ability to generate revenue and be successful in implementation of our business plan is dependent on consumer acceptance of digital billboards as opposed to conventional printed billboards.

Inadequate Financial Projections

We are not providing any financial projections as to the results of operations of the Company.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our start-up nature, we will have to incur the costs related to erecting of billboards and effectively marketing our services, in addition to hiring new employees and commencing additional marketing activities. To fully implement our business plan we will require substantial additional funding. This offering will not result in any proceeds to the Company, and thus, additional proceeds will be needed in order to fully implement our business plan. Since our officers and directors are not taking compensation for their time or talents, we will be able to deploy a modest website with our current resources, but will need to raise additional capital to fully implement our business plan.

Following this offering we will need to raise additional funds to further develop our business plan. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to continue to develop our business plan. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

As of the date of this prospectus, there is no public market for our common stock. Although we plan, in the future, to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time, and do not plan on doing so until completion of this offering.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;

•	Disclose certain price information about the stock;

•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

•	Send monthly statements to customers with market and price information about the penny stock; and

•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Until our common stock is registered under the Exchange Act, we will not be a fully reporting company.

We are not yet a registered company and will not be so until this S-1 is effective. Until then we will only be subject to the reporting requirements imposed by Section 15(d) of the Exchange Act which state that we will be required to file supplementary and periodic information, documents, and reports as may be required pursuant to section 13 in respect of a security registered pursuant to section 12. As long as our common stock is not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the SEC a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our common stock is not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common stock will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4 and 5 respectively. Such information about our directors, executive officers, and beneficial holders will only be available through this (and any subsequent) registration statement, and periodic reports we file thereafter. Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

We are a shell company under Rule 405 of Regulation C as we have nominal assets and nominal operations.

We only have cash as assets as of the date of this registration statement and have not yet deployed resources to make our website fully functional. Thus our operations may be considered “nominal.” Because of this, Rule 144(i)(1) prohibits the use of the rule for sales of restricted stock and stock held by affiliates into the public market if the issuing company is now or ever has been a “shell company”, unless the following requirements are satisfied: (1) we have ceased to be defined as a shell company under Rule 144; (2) we have filed current Form 10 information with the SEC reflecting our status as an entity that is no longer considered a shell; (3) we are subject to reporting requirements of the Exchange Act; and (4) as applicable, we have filed all reports and other materials required to be filed by the Exchange act other than 8-K reports.

We are not raising any money in this offering and thus may be in worse financial condition once we are effective.

Unless we are able to obtain a loan or find additional financing, we may be in worse financial condition than our current condition. We are obligated to pay approximately $10,000 in offering expenses and thus, may carry this amount as a liability at the conclusion of this offering.

The selling shareholders may have liability because of their status as underwriters. They may sue us if there are any omissions or misstatements in the registration statement that subject them to liability.

Under the Securities Act of 1933, the selling shareholders are underwriters of the offering. The selling shareholders may have civil liability under Section 11 and 12 of the Securities Act for any omissions or misstatements in the registration statement because of their status as underwriters. We may be sued by selling shareholders if omissions or misstatements result in civil liability to them.

We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1).

By taking the 102(b)(1) extended transition period, we are allowed to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

We currently maintain an office at 933 Poindexter Drive, Charlotte, NC 28209. We have no monthly rent, nor do we accrue any expense for monthly rent. Mr. Temple, our primary officer and director, and our employee provides us a facility in which we conduct business on our behalf. Mr. Temple does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

As a result of our method of operations and business plan we do not currently require personnel other than Mr. Temple to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, nor do we have knowledge of any pending or threatened legal claims.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.001 par value, is currently trading on the OTC Pink market. As of the date of this filing, there are approximately 38 record holders of 10,597,571 shares of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

We have never paid any dividends to stockholders and presently do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain any future earnings to fund the development and growth of our business.

Recent Sales of Unregistered Securities

None.

There is no active market for our common stock.

Currently, there is a very limited trading market for our common stock. Any trading market that may develop in the future for our common stock will most likely be very volatile and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTCQB. Therefore, only upon the filing of our 10-K and 10-Q reports will our common stock become eligible to be quoted on the OTCQB. In the event that we lose our status as a "reporting issuer," any future quotation of our common stock on the OTCB may be jeopardized.

Item 6. Selected Financial Data

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. The following discussion of our financial condition and results of operations should be read with our consolidated financial statements and the related notes included elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Company Overview

Tarheel Billboard, Inc. (“we,” “Company,” “Tarheel”) was incorporated on July 10, 2012. Over the next year, the Company hopes to penetrate the local digital billboard market throughout the Carolinas.  Within the next twelve months, we hope to market to targeted advertisers in Charlotte, NC and to establish a business relationship with at least three such businesses over the first two to three months of operations.  From there, we hope to attract local high-end advertisers for our premium pricing services which would allow us to increase our profit margins organically.

The Company has yet to make its website fully functional and has not developed its marketing presence, but over the next year we will continue to develop our marketing strategy and web presence. We hope to position ourselves uniquely in the marketplace, offering superior customer service and points of contact with clients that our competitors lack and a focus on superior graphic design and software. The Company had a Net loss of $(10,459) for the period from inception to June 30, 2013 and anticipates it will operate at a deficit for its next fiscal year and may expend most of its available capital. We believe the Company will not have sufficient capital to operate its businesses over the next twelve months..

We will bring a customer-service oriented focus into the marketplace for digital billboard advertising. In addition to ensuring that we keep our clients satisfied through superior customer service, we will invest in high-end software and graphic design to provide a high-end, graphically rich display of the final product for each individual client. The Company may lose money in its first, full year of operation and it shall require raising additional capital to develop its services.

The Company currently has one manager, David Temple, and no employees.

Results of Operations for the Period from July 10, 2012 (inception) to June 30, 2013

Revenues

We have generated any revenues. We are currently in the development stage of its business development and has had only limited operations to date.

Operating Expenses

Total operating expenses were $10,459 for the period from inception to June 30, 2013. These costs were mostly associated with our formation and administration expenses.

Income (Loss) from Operations

Total net loss from operations was $10,459 for the period from inception to June 30, 2013.

Net Income (Loss)

The Company had a net loss of $10,459 for the period from inception to June 30, 2013.

Liquidity and Capital Resources

At June 30, 2013, the Company had total assets consisting solely of cash of $476.

At June 30, 2013, the Company had working capital of $476.

We had net cash used in operating activities of $10,459 for the period from inception to June 30, 2013.

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

If Mr. Temple is unable to lend additional funds to the Company in the event that Company needs additional funds, we may need to deploy a plan to sell additional shares or look to a third party to lend funds to the Company. If the Company is to borrow funds from a third party, the terms and conditions of such a loan may not be on favorable terms. If we are unable to address our liquidity issues, there is a great chance that the Company will not have adequate funding to continue its business plan and will thus, fail.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $10,459 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory obsolescence, intangible assets, payroll tax obligations, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies, revenue recognition and software costs, related to what we believe are most critical to our business operations and are discussed throughout Management’s Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results.

Quantitative and Qualitative Disclosures about Market Risks

Pursuant to Item 305(e) of Regulation S-K (229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Off-Balance Sheet Arrangements

During fiscal 2012, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8. Financial Statements and Supplementary Data

Our financial statements are contained on pages F-1 through F-10, which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure and Control Procedures

The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013, and concluded that the disclosure controls and procedures were effective as a whole.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance of such reliability and may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2013. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies . Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of June 30, 2013, based on these criteria.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and officers at June 30, 2013:

The members of our Board of Directors serve, without compensation, until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the director and executive officer is as follows:

Name	Age	Title

David Temple	53	Chief Executive Officer, Director

Duties, Responsibilities and Experience

David Temple – CEO and Director

David Temple, our CEO and Director, has worked in the entertainment industry since 1979. Mr. Temple was a graduate of Liberty University in 1981, earning a bachelor’s in broadcast communications. He received his master’s in the same field from Regent University. Mr. Temple worked for several years as a radio announcer on various stations throughout the United States. Mr. Temple then settled in the Charlotte area and transitioned into various positions including voice over talent, sales, writing and television. From 1999 to 2011, Mr. Temple was the network voice of the SPEED Channel. Since 2001, for his own company, Temple Media, Mr. Temple has worked as a writer, producer, director, and cameraman for a wide variety of HD and SD video projects for broadcast, corporations, educational institutions, festivals, and other various needs. Mr. Temple currently holds a similar position at Catalyst Pictures, LLC.

Mr. Temple is the promoter of the Company.

Board of Directors

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified. For the year ended June 30, 2013.

Legal Proceedings

None of the members of the board of directors or other executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules and regulations. Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K.

Executive Compensation

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years.The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred.

The following table sets forth the cash compensation of our sole officer and director, David Temple from inception (July 10, 2012) to June 30, 2013.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	YTD	Salary	Bonus	Other Annual Compensation	Restricted Stock(1)	Options

David Temple	2013	$-0-	-0-	-0-	$21,195	-0-
CEO, Director	2012	$-0-	-0-	-0-	$21,195	-0-

(1) The stock granted to Mr. Temple is not freely tradable as it is unregistered stock granted by the Company for services rendered.

Mr. Temple has not received any monetary compensation or salary since the inception of the Company. Mr. Temple has agreed to not receive any compensation or enter into any employment agreements until the Company begins operations.

Directors’ Compensation

Directors are not entitled to receive compensation for services rendered to Tarheel Billboard, or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

Stock Option Grants

Tarheel Billboard did not grant any stock options to the executive officer during the most recent fiscal period ended June 30, 2013. Tarheel Billboard has also not granted any stock options to the Executive Officers since incorporation.

Employment Agreements

There are no current employment agreements or current intentions to enter into any employment agreements.

Future Compensation

Mr. Temple has agreed to provide services to us without compensation until such time as either we have earnings from our revenue,

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of the date of this prospectus, and as adjusted giving effect to the sale of 10,597,571 shares of common stock in this offering, relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by our director and executive officer, and by all of our directors, proposed directors and executive officers as a group.

Name of Beneficial Owner(1)	Number Of Shares	Percent Before Offering	Percent After Offering

Medallion Construction Group, LLC (2)	4,239,000	40%	0%
Strategic Financial Services (3)	4,239,000	40%	0%
David Temple, CEO, and Treasurer	211,950	2%	0%
All Directors, Officers and Principal Stockholders as a Group	8,689,950	82%	0%
________
1.)	The address of each shareholder is care of Tarheel Billboard, Inc., 933 Poindexter Drive, Charlotte, NC, 28209, unless otherwise stated.
2.)	James Duckworth is the Manager of Medallion Construction Group, LLC.
3.)	Waterview Family Irrevocable Trust is the Manager of Strategic Financial Services.

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this prospectus.

Description of Securities

Common Stock

General

Our authorized capital stock consists of 100,000,000 Shares of common stock, $0.0001 par value per Share Common Stock.

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share. Currently we have 10,597,571 common shares issued and outstanding.  We do not have any holding period requirements for our common stock.

The holders of our common stock have equal ratable rights to dividends from funds legally available if and when declared by our board of directors and are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs. Our common stock does not provide the right to a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are entitled to one non-cumulative vote per share on all matters on which shareholders may vote.

We refer you to our Articles of Incorporation, Bylaws and the applicable statutes of the state of Nevada for a more complete description of the rights and liabilities of holders of our securities. All material terms of our common stock have been addressed in this section.

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Preferred Stock

We are authorized to issue up to 10,000,000 shares of Preferred Stock, $.0001 par value per share. Currently we have 0 preferred shares issued and outstanding.

Dividends

We have not paid any cash dividends to shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Warrants

There are no outstanding warrants to purchase our securities.

Options

There are no options to purchase our securities outstanding.

Penny Stock Reform Act of 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure for trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to exceptions. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction before sale. Our shares will probably be subject to the Penny Stock Reform Act, thus potentially decreasing the ability to easily transfer our shares.

Item 12. Certain Relationships and Related Transactions

Related Party Noted and Accounts Due

The President of the Company provides management and office premises to the Company for no compensation.

Director Independence

The common stock of the Company is currently quoted on the OTC Pink market, an exchange which currently does not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the Nasdaq and the NYSE MKT.

As of June 30, 2013, the Company had no independent board members.

Item 13. Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by the Company’s independent auditors for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$2,500	Stan J.H. Lee

2013	$1,250	Bongiovanni and Associations

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$	Nil	Stan J.H. Lee

2012	$	Nil	Bongiovanni and Associates

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$	Nil	Stan J.H. Lee

2012	$	Nil	Bongiovanni and Associates

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$	Nil	Stan J.H. Lee

2012	$	Nil	Bongiovanni and Associates

(5)  Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)  The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed.  All of the services described above were approved by the Audit Committee in accordance with its procedures.

Item 14. Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's S-11 Registration Statement filed with the Securities and Exchange Commission, SEC file # 333-183781 on September 7, 2012. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.

3.2	Bylaws.

The following documents are included herein:

Exhibit No.	Document Description
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tarheel Billboard, Inc.

Dated: October 15, 2013	By:	/s/ David Temple
Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Temple	Chairman, President, Chief Executive Officer and	October 15, 2013
David Temple	Chief Accounting Officer

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

FL Office 7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230 NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-892-8733 Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tarheel Billboard, Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Tarheel Billboard, Inc. as of June 30, 2013 and the related statements of operations, changes in stockholders’ equity, and statements of cash flows for the period from inception (July 10, 2012) through June 30, 2013 and for the cumulative period from inception (July 10, 2012) through June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tarheel Billboard, Inc. as of June 30, 2013, and the results of its operations, changes in stockholders’ equity and cash flows the period from inception (July 10, 2012) through June 30, 2013 and for the cumulative period from inception (July 10, 2012) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative cash flows from operations and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/Bongiovanni & Associates, CPA’s/
Bongiovanni & Associates, CPA’s
Certified Public Accountants
Cornelius, North Carolina
The United States of America
October 11, 2013

www.ba-cpa.net

Tarheel Billboard, Inc.
(A Development Stage Company)
Balance Sheet

ASSETS
As of
June 30, 2013

Current Assets
Cash	$476

Total Current Assets	476

TOTAL ASSETS	$476

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Officer advances	$

Total Current Liabilities	-
Total Liabilities	-

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized no shares issued and outstanding)
Common stock, ($0.0001 par value, 100,000,000 shares
authorized; 10,597,571 shares issued and outstanding)	1,060
Additional paid-in capital	9,875
Deficit accumulated during development stage	(10,459)

Total Stockholders' Equity	476

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$476

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

Tarheel Billboard, Inc.
(A Development Stage Company)
Statements of Operations

	Period from July 10, 2012 (inception) to		Cumulative from July 10, 2012 (inception) to
	June 30, 2013		June 30, 2013

Revenues

Revenues	$-		$-

Total Revenues	-		-

Operating Costs
Administrative expenses	10,459		10,459

Total Operating Costs	10,459		10,459

Net (Loss)	(10,459)		(10,459)

Basic (loss) per share	$	*	$	*

Weighted average number of
common shares outstanding	10,510,014		10,510,014
_________
*=less than 0.01

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

Tarheel Billboard, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balances, July 10, 2012 (Inception)	-	$-	$-	$-	$-

Stock issued for cash
on 7/12/2012
@.0001	9,600,071	$960			$960

Stock issued for cash
on 7/13/2012
@.01	171,000	$17	$1,693		$1,710

Stock issued for cash
on 7/20/2012
@.01	370,500	$37	$3,668		$3,705

Stock issued for cash
on 7/27/2012
@.01	456,000	$46	$4,514		$4,560

Net loss for the period from inception (July 10, 2012) to June 30, 2013				(10,459)	(10,459)

Balances, June 30, 2013	10,597,571	$1,060	$9,875	$(10,459)	$476

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

Tarheel Billboard, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Period from July 10, 2012 (inception) to	Cumulative from July 10, 2012 (inception) to
	June 30, 2013	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(10,459)	(10,459)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-	-

Net cash (used in) operating activities	(10,459)	(10,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	10,935	10,935

Net cash provided by financing activities	10,935	10,935

Net increase in cash	476	476

Cash at beginning of period	-	-

Cash at end of period	$476	476

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :

Interest	$-	-

Income Taxes	$-	-

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

Tarheel Billboard, Inc. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS June 30, 2013

1. NATURE OF OPERATIONS

Tarheel Billboard, Inc (“The Company”) was incorporated in the State of Nevada on July10, 2012 to develop itself as a digital LED Billboard company. The Company is in the development stage with no revenues and a limited operating history.

2. GOING CONCERN CONSIDERTION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $10,459 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is June 30.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles requires that management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition
The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,
(ii)	the services have been rendered and all required milestones achieved,
(iii)	the sales price is fixed or determinable, and
(iv)	collectability is reasonably assured.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with ASC 830, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Stock-Based Compensation
The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Development Stage Company
The Company complies with Financial Accounting Standards Codification (“ASC”) 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage enterprise.

Fair Value for Financial Assets and Financial Liabilities
The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended June 30, 2013.

Income Taxes
The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2013 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2013-07, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2013 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

5. RELATED PARTY TRANSACTIONS

The President of the Company provides office premises to the Company for no compensation. The effect of this on the financial statements taken as a whole is immaterial.

6. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 common shares at par value of $.0001 and is authorized to issue 10,000,000 preferred shares at par value of $.0001.

During the period from inception to June 30, 2013, the Company issued 10,597,571 common shares for proceeds of $10,935.

At June 30, 2013 there are total of 10,597,571 common shares the Company issued and outstanding.

7. INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through June 30, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, is as follows:

2013
Total Deferred Tax Asset	$(3,661)
Valuation Allowance	3,661
Net Deferred Tax Asset	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception to June 30, 2013 is as follows:

2013
Income tax computed at the federal statutory rate	35.0%
State income tax, net of federal tax benefit	0.0%
Total	35.0%
Valuation allowance	-35.0%
Total deferred tax asset	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

As of June 30, 2013, the Company had a federal and state net operating loss carry forward in the amount of approximately $10,459 which expires in the year 2033.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended June 30, 2013 is summarized as follows:

Cash paid during the period ended June 30, 2013 for interest and income taxes is as follows:

2013
Interest	$-
Taxes	$-

9. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through October 10, 2013, the date of available issuance of these audited financial statements. During this period, the Company did not have any material recognizable subsequent events.