Form 10-Q
period 2013-09-30
Tarheel Billboard Inc
filed 2013-11-15
CIK 1553620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended September 30, 2013

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

Shares of common stock, $.0001 par value, outstanding on November 14, 2013: 10,597,571

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Tarheel Billboard, Inc.
(A Development Stage Company)
Balance Sheet

	As of	As of
	September 30, 2013	June 30, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$307	$476
Other current assets	-	-

Total Current Assets	307	476

TOTAL ASSETS	$307	$476
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Officer advances	$0	$0

Total Current Liabilities	0	0

Total Liabilities	0	0
Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000
authorized; no shares issued and outstanding)	0	0
Common stock, ($0.0001 par value, 100,000,000 shares
authorized; 10,597,571 shares issued and outstanding)	1,060	1,060
Additional paid-in capital	9,875	9,875
Deficit accumulated during the development stage	(10,628)	(10,459)

Total Stockholders' Equity (Deficit)	307	476

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$307	$476

The accompanying notes are an integral part of these financial statements.

Tarheel Billboard, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Period ended September 30, 2013			For the period from July 10, 2012 (inception) to September 30, 2012			Cumulative from July 10, 2012 (inception) to September 30, 2013

Revenues
Revenues		$-		$				$-

Total Revenues

Operating Costs
Administrative Expenses		169			2,500			10,628
Taxes and Licenses		-						-

Total Operating Costs		169			2,500			10,628

Net Income (Loss)		$(169)			$(2,500)			$(10,628)

Basic earnings per share	$		*	$		*	$		*

Weighted average number of common shares outstanding		10,597,571			10,222,027			10,527,995

*--less than $.01

The accompanying notes are an integral part of these financial statements.

Tarheel Billboard, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Three Months Period ended September 30, 2013	For the period from July 10, 2012 (inception) to September 30, 2012	Cumulative from July 10, 2012 (inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(169)	$(2,500)	$(10,628)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in other current asset	-	-	-

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-	-	-

Net cash provided by (used in) operating activities	(169)	(2,500)	(10,628)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in officer advances	-	-	0
Proceeds from issuance of common stock	-	10,935	10,935

Net cash provided by (used in) financing activities	-	10,935	10,935

Net increase (decrease) in cash	(169)	8,435	307
Cash at beginning of period	476	0	0
Cash at end of period	$307	$8,435	$307

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Tarheel Billboard, Inc.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
September 30, 2013

1. NATURE OF OPERATIONS

Tarheel Billboard, Inc. (“The Company”) was incorporated in the State of Nevada on July 10, 2012 to develop itself as a digital LED Billboard company.  The Company is in the development stage with no revenues and a limited operating history.

2. GOING CONCERN CONSIDERATION

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a cumulative net loss of $10,628 since its inception and requires capital for its contemplated operation and marketing activities to take place.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended September 30, 2013.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2013 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective,  and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2013 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

5. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation.

6. STOCKHOLDERS’ EQUITY

In July, 2012, the Company authorized the issue of 100,000,000 common shares of the company at par value of $.0001 and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

During the three months ended September 30, 2013, the Company did not issue any common stock or preferred stock.

At September 30, 2013 there are total of 10,597,571 common shares of the Company issued and outstanding.

7. INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through September 30, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of September 30, is as follows:

2013
Total Deferred Tax Asset	$(3,720)
Valuation Allowance	3,720
Net Deferred Tax Asset	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the three months ended September 30, 2013 is as follows:

2013
Income tax computed at the federal statutory rate	35.0%
State income tax, net of federal tax benefit	0.0%
Total	35.0%
Valuation allowance	-35.0%
Total deferred tax asset	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

As of September 30, 2013, the Company had a federal and state net operating loss carry forward in the amount of approximately $10,628 which expires in the year 2033.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended September 30, 2013 is summarized as follows:

Cash paid during the period ended September 30, 2013 for interest and income taxes is as follows:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND FOR THE PERIOD FROM JULY 10, 2012 (INCEPTION) TO SEPTEMBER 30, 2012

There were no revenues for the three months ended September 30, 2013 nor for the period from July 10, 2012 (inception) to September 30, 2012.  The Company is currently in the development stage of its business development and has had only limited operations to date.

Our total expenses for the three months ended September 30, 2013 and for the period from July 10, 2012 (inception to September 30, 2012 were $169 and $2,500, respectively.  We therefore recorded a net loss of $169 for the three months ended September 30, 2013 and a net loss for the period from July 10, 2012 (inception) to September 30, 2012 of $2,500.

We anticipate our operating expenses will increase as we implement our business plan.  The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of periodic and current reports required to maintain our status as a reporting company under the Securities Exchange Act of 1934, as amended.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, the Company had total assets consisting solely of cash of $307.

At September 30, 2013, the Company had working capital of $307.

We had net cash used in operating activities of $169 for the three months ended September 30, 2013.

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

We expect to incur the normal expenses related to being a public company such as accounting and legal costs. We may drain all available financial resources to pay for such costs depending on our operations and costs. To date, our attorney has provided services in exchange for a nominal fee, but there is no guarantee that this will continue and thus, we may be financial distressed because of the costs associated with being a public company. We will also incur fees for audits and reviews so that we can file the proper 10-Q’s and 10-K’s. As we begin to generate revenues, realize expenses, and acquire assets, it is possible that the costs related with being a public company will increase.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $10,628 since its inception and requires capital for its contemplated operation and marketing activities to take place.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

31.1*	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Tarheel Billboard, Inc.

DATED: November 14, 2013	/s/ David Temple
David Temple President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)