Form 10-Q
period 2013-12-31
Tarheel Billboard Inc
filed 2014-02-19
CIK 1553620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended December 31, 2013

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

Shares of common stock, $.0001 par value, outstanding on February 19, 2014: 10,597,571

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tarheel Billboard, Inc.
(A Development Stage Company)
Balance Sheet

	As of December 31, 2013	As of June 30, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$307	$476
Other current assets	-	-

Total Current Assets	307	476

TOTAL ASSETS	$307	$476
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Officer advances	$0	$0

Total Current Liabilities	0	0

Total Liabilities	0	0
Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 authorized; no shares issued and outstanding)	0	0
Common stock, ($0.0001 par value, 100,000,000 shares authorized; 10,597,571 shares issued and outstanding)	1,060	1,060
Additional paid-in capital	9,875	9,875
Deficit accumulated during the development stage	(10,628)	(10,459)

Total Stockholders' Equity (Deficit)	307	476

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$307	$476

The accompanying notes are an integral part of these financial statements.

Tarheel Billboard, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended December 31,				For the Six Months Ended December 31,		For the period from July 10, 2012 (inception) to December 31,	Cumulative from July 10, 2012 (inception) to December 31,
	2013			2012	2013		2012	2013

Revenues
Revenues		$-		-	$-		-	$-

Total Revenues		-		-	-		-

Operating Costs
Administrative Expenses		-		-	169		2,500	10,628
Taxes and Licenses		-		-	-			-

Total Operating Costs		-		-	169		2,500	10,628

Net Income (Loss)		$-		-	$(169)		(2,500)	$(10,628)

Basic earnings per share	$		*	*	$	*	*	$	*

Weighted average number of common shares outstanding		10,597,571		10,597,571	10,597,571		10,419,456	10,539,849
_______________
*--less than $.01

The accompanying notes are an integral part of these financial statements.

Tarheel Billboard, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months Period ended December 31,	For the period from July 10, 2012 (inception) to December 31,	Cumulative from July 10, 2012 (inception) to December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(169)	$(2,500)	$(10,628)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in other current asset	-	-	-

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-	-	-

Net cash provided by (used in) operating activities	(169)	(2,500)	(10,628)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in officer advances	-	-	0
Proceeds from issuance of common stock	-	10,935	10,935

Net cash provided by (used in) financing activities	-	10,935	10,935

Net increase (decrease) in cash	(169)	8,435	307
Cash at beginning of period	476	0	0
Cash at end of period	$307	$8,435	$307

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Tarheel Billboard, Inc.
 NOTES TO FINANCIAL STATEMENTS
 (A Development Stage Company)
 December 31, 2013

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended December 31, 2013.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2013 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

4. DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2013 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

5. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation.

6. STOCKHOLDERS’ EQUITY

In July, 2012, the Company authorized the issue of 100,000,000 common shares of the company at par value of $.0001 and authorized the issue of 10,000,000 preferred shares at par value of $.0001.

During the three months ended December 31, 2013, the Company did not issue any common stock or preferred stock.

At December 31, 2013 there are total of 10,597,571 common shares of the Company issued and outstanding.

7. INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through December 31, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, is as follows:

2013

Total Deferred Tax Asset	$(3,720)
Valuation Allowance	3,720
Net Deferred Tax Asset	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the six months ended December 31, 2013 is as follows:

2013

Income tax computed at the federal statutory rate	35.0%
State income tax, net of federal tax benefit	0.0%
Total	35.0%
Valuation allowance	-35.0%
Total deferred tax asset	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

As of December 31, 2013, the Company had a federal and state net operating loss carry forward in the amount of approximately $10,628 which expires in the year 2033.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2013 is summarized as follows:

Cash paid during the period ended December 31, 2013 for interest and income taxes is as follows:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND FOR THE PERIOD FROM JULY 10, 2012 (INCEPTION) TO DECEMBER 31, 2012

There were no revenues for the three and six months ended December 31, 2013 nor for the period from July 10, 2012 (inception) to December 31, 2013.  The Company is currently in the development stage of its business development and has had only limited operations to date.

Our total expenses for the six months ended December 31, 2013 and for the period from July 10, 2012 (inception) to December 31, 2012 were $169 and $2,500, respectively. There were no expenses for the three months ended December 31, 2013.  We therefore recorded a net loss of $0 and $0 for the three months ended December 31, 2013 and 2012, respectively, and a net loss of $10,628 for the period from July 10, 2012 (inception) to December 31, 2013.

We anticipate our operating expenses will increase as we implement our business plan.  The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of periodic and current reports required to maintain our status as a reporting company under the Securities Exchange Act of 1934, as amended.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, the Company had total assets consisting solely of cash of $307.

At December 31, 2013, the Company had working capital of $307.

We had net cash used in operating activities of $169 for the six months ended December 31, 2013.

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

(b)
Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
________________
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

Tarheel Billboard, Inc.

Dated: February 19, 2014	By:	/s/ Lau Hau Hung
Lau Hau Hung President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)